Form 10-Q
period 2022-09-30
Hainan Manaslu Acquisition Corp.
filed 2022-11-14
CIK 1894370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	HMACU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	HMAC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share	HMACW	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth of one ordinary share	HMACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 8,966,500 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAINAN MANASLU ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Period from September 10, 2021 (Inception) to September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Period from September 10, 2021 (Inception) to September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from September 10, 2021 (Inception) to September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURES	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	September 30, 2022	December 31, 2021

ASSETS
Cash at bank	$150,385	$50,090
Prepaid expense	126,042	-
Total current assets	276,427	50,090
Deferred offering costs	-	160,000
Cash and investments held in trust account	70,227,418	-

TOTAL ASSETS	$70,503,845	$210,090

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$2,500	$-
Promissory note – related party	-	227,708
Amount due to a related party	3,003	-
Total current liabilities	5,503	227,708
Deferred underwriting compensation	2,242,500	-

TOTAL LIABILITIES	2,248,003	227,708

Commitments and contingencies
Ordinary shares, subject to possible redemption: 6,900,000 and 0 shares (at redemption value of $10.18 and $0 per share)	70,227,418	-

Shareholders’ deficit:
Preference shares, par value $0.0001 per share; 500,000 shares authorized; 0 shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 2,066,500 and 1,725,000 shares issued and outstanding, respectively (excluding 6,900,000 and 0 shares subject to possible redemption)	207	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,971,783)	(42,618)

Total shareholders’ deficit	(1,971,576)	(17,618)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$70,503,845	$210,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Period from September 10, 2021 (Inception) to September 30,	For the Nine Months Ended September 30,	For the Period from September 10, 2021 (Inception) to September 30,
	2022	2021	2022	2021

General and administrative expenses	$(62,955)	$(10,000)	$(75,780)	$(10,000)

Total operating expenses	(62,955)	(10,000)	(75,780)	(10,000)

Other income
Interest income earned from trust account	192,415	-	192,415	-
Interest income	3	-	4	-
Other income	3	-	3	-
Total other income, net	192,421	-	192,422	-

Income (loss) before income taxes	129,466	(10,000)	116,642	(10,000)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$129,466	$(10,000)	$116,642	$(10,000)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,450,000	-	1,162,637	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$1.15	$-	$5.73	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Hainan Manaslu Acquisition Corp.	1,895,750	1,500,000	1,782,542	1,500,000
Basic and diluted net income (loss) per share, ordinary shares attributable to Hainan Manaslu Acquisition Corp.	$(2.02)	$(0.01)	$(3.67)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares		Additional		Total
	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,725,000	$173	$24,827	$(42,618)	$(17,618)

Net loss	-	-	-	(12,824)	(12,824)

Balance as of March 31, 2022	1,725,000	$173	$24,827	$(55,442)	$(30,442)

Net loss	-	-	-	-	-

Balance as of June 30, 2022	1,725,000	$173	$24,827	$(55,442)	$(30,442)

Sale of units in initial public offering	6,900,000	690	64,741,128	-	64,741,818
Sale of units to the Sponsor in private placement	341,500	34	3,414,966	-	3,415,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(63,186,265)	-	(63,186,955)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	3,899,443	-	3,899,443
Accretion of carrying value to redemption value	-	-	(8,894,099)	(2,045,807)	(10,939,906)
Net income	-	-	-	129,466	129,466

Balance as of September 30, 2022	2,066,500	$207	$-	$(1,971,783)	$(1,971,576)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

Balance as of September 10, 2021 (inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to the Sponsor	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	(10,000)	(10,000)

Balance as of September 30, 2021	1,725,000	$173	$24,827	$(10,000)	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from September 10, 2021 (Inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$116,642	$(10,000)
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in cash and investments income held in trust account	(192,415)	-

Change in operating assets and liabilities:
Increase in prepayment	(126,042)	-
Increase in accrual liabilities	2,500	-

Net cash used in operating activities	(199,315)	(10,000)

Cash flows from investing activities:
Proceeds deposited in trust account	(70,035,003)	-

Net cash used in investing activities	(70,035,003)	-

Cash flows from financing activities:
Proceeds from initial public offering, net with $1,855,682 of offering costs	67,144,318	-
Proceeds from private placement	3,415,000	-
Promissory note – related party	(224,705)	-
Accrued expenses	-	10,000
Net cash provided by financing activities	70,334,613	10,000

NET CHANGE IN CASH	100,295	-

CASH, BEGINNING OF PERIOD	50,090	-

CASH, END OF PERIOD	$150,385	$-

Non-cash investing and financing activities
Initial classification of ordinary shares subject to possible redemption	$(63,186,955)	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,899,443	$-
Accretion of carrying value to redemption value	$(10,939,906)	$-
Accrued underwriting compensation	$2,242,500	$-
Deferred offering costs charged to equity	$160,000	-
Deferred offering costs paid by a related party	$-	$35,000
Capital contribution paid to deferred offering cost	$-	$25,000
Deferred offering costs recorded as accrued	$-	$40,000

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

As of September 30, 2022, the Company had not yet commenced any operations. All activities through September 30, 2022 related to the Company’s formation and preparation for the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the funds deposited in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2022. On August 15, 2022, the Company consummated the Initial Public Offering of 6,900,000 units (the “Public Units”), which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $69,000,000 to the Company, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 341,500 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Bright Winlong LLC (the “Sponsor”), generating gross proceeds of $3,415,000 to the Company, which is described in Note 5.

Transaction costs amounted to $4,258,182, consisting of $1,380,000 of underwriting commissions, $2,242,500 of deferred underwriting commissions and $635,682 of other offering costs. In addition, cash of $306,586 that was held in of the Trust Account as of August 15, 2022 and transferred to the company’s operating account on August 16, 2022 is available for the payment of offering costs and for working capital purposes. Among the net proceeds of $70,341,586 from the Initial Public Offering and the private placement, $70,035,000 was transferred to the Trust Account and $306,586 was transferred to the Company’s operating bank account upon closing of the Initial Public Offering.

The aggregate amount of $70,035,000 ($10.15 per Public Unit) held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares (as defined below) properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), subject to applicable law.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an Initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 after payment of the deferred underwriting commissions, either immediately prior to, or upon such consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per public share, subject to increase of up to an additional $0.033 per public share per month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001, after payment of the deferred underwriting commissions, either immediately prior to, or upon such consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

The Company will have until May 14, 2023 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month each time, for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $227,700 (approximately $0.033 per public share), on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company competes a Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $60,000), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price of $10.00 per Public Unit.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.15 per share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination nine times (for a total of up to 18 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by May 14, 2023 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants and rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by May 14, 2023 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

●	Cash and investments held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and U.S. Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As the warrants issued in the Initial Public Offering and private placement meet the criteria for equity classification under ASC 480 and ASC 815, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. For the nine months ended September 30, 2022, the Company record an accretion of $2,045,807 in accumulated deficit. For the period from September 10, 2021 (inception) to September 30, 2021, the Company did not record an accretion in accumulated deficit.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities held in Trust Account*	$70,227,418	$70,227,418	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities held in Trust Account*	$-	$-	$-	$-

*	Included in cash in the cash and investments held in Trust Account on the Company’s unaudited condensed consolidated balance sheets.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,900,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Net income	$116,642	$-
Remeasurement of carrying value to redemption value	(10,939,906)	-
Net loss including accretion of carrying value to redemption value	$(10,823,264)	$-

	For the Three Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2021

Net income	$129,466	$-
Remeasurement of carrying value to redemption value	(10,939,906)	-
Net loss including accretion of carrying value to redemption value	$(10,810,440)	$-

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,272,585)	$(6,550,679)	$-	$-
Accretion of carrying value to redemption value	10,939,906	-	-	-
Allocation of net income (loss)	$6,667,321	$(6,550,679)	$-	$-
Denominators:
Weighted-average shares outstanding	1,162,637	1,782,542	-	1,725,000
Basic and diluted net income (loss) per share	$5.73	$(3.67)	$-	$-

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(6,976,761)	$(3,833,679)	$-	$-
Accretion of carrying value to redemption value	10,939,906	-	-	-
Allocation of net income (loss)	$3,963,145	$(3,833,679)	$-	$-
Denominators:
Weighted-average shares outstanding	3,450,000	1,895,750	-	1,725,000
Basic and diluted net income (loss) per share	$1.15	$(2.02)	$-	$-

●	Related parties

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

●	Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $70,227,418 in U.S. Treasury bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $0 in U.S. Treasury bills and $0 in cash. The Company classifies its U.S. Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 and December 31, 2021 consolidated balance sheets. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of September 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022 (Unaudited)

Available-for-sale marketable securities
U.S. Treasury securities	$70,227,418	$-	$70,227,418

	Carrying Value as of December 31, 2021 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021 (Audited)

Available-for-sale marketable securities:
U.S. Treasury securities	$-	$-	$-

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Public Units, which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one ordinary share (“public share”), one redeemable warrant (“Public Warrant”) and one right (“Public Right”) to receive one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7). Each Public Right entitles the holder to receive one ordinary share upon consummation of the Company’s Business Combination.

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

As of September 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

	September 30,	December 31,
	2022	2021
Gross proceeds	$69,000,000	$-
Less:
Proceeds allocated Public Warrants	(593,225)	-
Proceeds allocated Public Rights	(5,219,820)	-
Offering costs of public shares	(3,899,443)	-
Plus:
Accretion of carrying value to redemption value - 2022	10,939,906	-

Ordinary shares subject to possible redemption	$70,227,418	$-

NOTE 5 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 341,500 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one ordinary share (“private placement share”), one redeemable warrant (“Private Warrant”) and one right (“Private Right”) to receive one-tenth (1/10) of one ordinary share. Each Private Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one ordinary share upon consummation of the Company’s Business Combination.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except certain registration rights and transfer restrictions.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2021, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the Sponsor, so that the Sponsor owns 20% of the Company’s issued and outstanding shares after the Initial Public Offering, for an aggregate purchase price of $25,000 (see Note 7).

Promissory Note — Related Party

On September 24, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, which was amended and restated on March 14, 2022 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2022 or consummation of the Initial Public Offering.

As of September 30, 2022 and December 31, 2021, the Sponsor advanced the Company an aggregate amount of $0 and $227,708, respectively.

Related Party Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit. As of September 30, 2022 and December 31, 2021, the Company did not have outstanding balance on related party working capital loans.

Advances from a Related Party

As of September 30, 2022 and December 31, 2021, the Company had a temporary advance of $3,003 and $0 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Related Party Extensions Loans

The Company will have until nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within nine months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination nine times by an additional one month each time (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for it to consummate its initial Business Combination, the Company’s Sponsor, or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $227,700 ($0.033 per share), on or prior to the date of the applicable deadline. The Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of its initial Business Combination, or, at the lender’s discretion, converted upon consummation of its Business Combination into additional units at a price of $10.00 per unit, which units shall be identical to the Private Placement Units.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

As of September 30, 2022, there were 2,066,500 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

As of December 31, 2021, 1,725,000 ordinary shares were issued and outstanding.

Preference shares

The Company is authorized to issue 500,000 preference shares, with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, no preference share was issued.

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

Warrants

Each holder of a warrant is entitled to purchase one ordinary share at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 60 business days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●

if, and only if, the reported last sale price of ordinary shares equals or exceeds $18 per share, for any 20 trading days within a 30 trading days period ending on the third trading day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares, Private Placement Units (or any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of either Working Capital Loans or extension loans made to the Company) held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Units are identical to the Public Units being sold in the Initial Public Offering except that Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of the Company’s Business Combination and will be entitled to registration rights.

NOTE 8 – ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2022 and December 31, 2021, 6,900,000 and 0 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

On August 15, 2022, the Company sold 6,900,000 Public Units at a price of $10.00 per Public Unit in the Initial Public Offering.

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Total ordinary shares issued	8,966,500	1,725,000
Share issued classified as equity	(2,066,500)	-
Share redemption	-	-
Ordinary shares, subject to possible redemption	6,900,000	1,725,000

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities held in Trust Account*	$70,227,418	$70,227,418	$-	$-

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities held in Trust Account*	$-	$-	$-	$-

*	Included in cash and investments held in Trust Account on the Company’s balance sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering, or $2,242,500, upon the closing of the Business Combination.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed financial statements were available to be issued. Other than as described in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the Cayman Islands on September 10, 2021 for the purpose of engaging in a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on industries that complement the management team’s background, and to capitalize on the ability of the management team and advisor to identify and acquire a business. However, we will not consummate our initial Business Combination with an entity or business with China operations consolidated through a VIE structure.

On August 15, 2022, we consummated our Initial Public Offering of 6,900,000 Public Units, inclusive of the over-allotment option of 900,000 Public Units. Each Public Unit consisted of one public share, one Public Warrant and one Public Right. Our Registration Statement on Form S-1 for the Initial Public Offering was declared effective by the SEC on August 10, 2022. Ladenburg Thalmann & Co. Inc., acted as an underwriter for the Initial Public Offering. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the on August 15, 2022, we consummated the sale of 341,500 Private Placement Units. The Private Placement Units were sold at a price of $10.00 per Private Placement Unit in the private placement, generating gross proceeds of $3,415,000.

Transaction costs amounted to $4,258,182, consisting of $1,380,000 of underwriting commissions, $2,242,500 of deferred underwriting commissions and $635,682 of other offering costs.

Results of Operations

All activity from inception up to September 30, 2022 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the three months ended September 30, 2022, we had a net income of $129,466, comprising of interest income of $192,418 and other income of $3, partially offset by general and administrative expenses of $62,955.

For the nine months ended September 30, 2022, we had a net income of $116,642, comprising of interest income of $192,419 and other income of $3, partially offset by general and administrative expenses of $75,780.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $150,385. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, Working Capital Loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On August 15, 2022, we consummated the Initial Public Offering of 6,900,000 Public Units, including 900,000 Public Units upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one public share, one Public Warrant and one Public Right. Each Public Warrant entitling its holder to purchase one ordinary share at a price of $11.50 per share. Each Right entitles the holder to receive one ordinary share upon consummation of our Business Combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000.

As of August 15, 2021, a total of $70,035,000 of the net proceeds from the Initial Public Offering and the private placement consummated simultaneously with the closing of the Initial Public Offering were deposited in the Trust Account established for the benefit of our public shareholders.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.25% of the gross proceeds of the Initial Public Offering, or $2,242,500 until the closing of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any significant accounting policies or critical accounting estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic income per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive. Ordinary shares subject to possible conversion at the balance sheet date, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC, and (ii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and the private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on September 20, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and the private placement as described in the registration statement on Form S-1, as amended (File No. 333-261340), originally filed with the SEC on November 24, 2021 and declared effective by the SEC on August 10, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

HAINAN MANASLU ACQUISITION CORP.

Dated: November 14, 2022	By:	/s/ Zhifan Zhou
	Name:	Zhifan Zhou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)