Form 10-K
period 2022-12-31
Hainan Manaslu Acquisition Corp.
filed 2023-03-31
CIK 1894370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-41474

HAINAN MANASLU ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

B3406, 34F, West Tower, Block B

Guorui Building, 11 Guoxing Avenue

Haikou, Hainan Province, People’s Republic of China, 570203
(Address of principal executive offices and zip code)

Tel: +86-898-65315786
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were no public traded. Therefore, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of  March 31, 2023, 8,966,500 ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HAINAN MANASLU ACQUISITION CORP.

i

FORWARD LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

Overview

Hainan Manaslu Acquisition Corp. (“HMAC” “we,” “us,” or “our”) is a blank check company newly incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team and advisor to identify and acquire a business. However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. As a result, this may limit the pool of acquisition candidates we may acquire in China, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries, which including but not limited to, for example, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services, call centres). Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong, (ii) the fact that our principal executive offices are located in China, and (iii) the fact that all of our executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies, which may make it more difficult for us to consummate a business combination in the PRC or Hong Kong.

On August 15, 2022, we consummated our initial public offering (the “IPO”) of 6,900,000 units (the “Units”), including 900,000 additional Units issued pursuant to the full exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). Each Unit consists of one ordinary share, par value $0.0001 per share of the Company (the “Ordinary Shares”), one redeemable warrant (the “Public Warrants”), each Public Warrant exercisable to purchase one Ordinary Share at an exercise price of $11.50 per share, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (the “Private Placement”) of 341,500 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share, one warrant and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,415,000. The Placement Units (and the underlying securities) are identical to the Units sold in the IPO, except that, they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of its initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of August 15, 2022, a total of $ 70,035,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

Proposed Business Combination with Able View

General Description of the Business Combination Agreement

On November 21, 2022, HMAC entered into a definitive business combination agreement (the “Business Combination Agreement”) with Able View Inc., a Cayman Islands exempted company (“Able View”), Able View Global Inc., a Cayman Islands exempted company and wholly owned subsidiary of Able View (“Pubco”), Able View Corporation Inc., a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the shareholders of Able View (collectively, the “Sellers”). Pubco is sometimes referred to herein as the “Combined Company” following the Closing (as defined below). Able View is a brand management partners of international beauty and personal care brands in China. For more information regarding the business of Able View and the proposed Business Combination (as defined below), see the Registration Statement on Form F-4 (File No.: 333-270675) initially filed with the SEC on March 17, 2023, as amended from time to time (the “Form F-4”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (i) HMAC will merge with and into Merger Sub, with HMAC continuing as the surviving entity in the merger (the “Merger”), as a result of which: (a) HMAC will become a wholly owned subsidiary of Pubco and (b) each issued and outstanding security of HMAC immediately prior to the consummation of the Merger will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (ii) Pubco will acquire all of the issued and outstanding shares of Able View held by the Sellers in exchange for ordinary shares of Pubco (the “Share Exchange” and, collectively with the Merger and the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents (as defined below), the “Transactions” or “Business Combination”).

Consideration

Under the Business Combination Agreement, the aggregate consideration to be paid to the Sellers is US$400,000,000 (the “Exchange Consideration”), which will be paid entirely in shares comprised of newly issued ordinary shares of Pubco, par value US$0.0001 per share (“Pubco Ordinary Shares”), with each share valued at an amount equal to (a) (i) the Exchange Consideration, divided by (ii) the total number of issued and outstanding ordinary shares of Able View, divided by (b) the price at which each HMAC ordinary share (or after the Merger, each Pubco Ordinary Share) held by HMAC’s public shareholders is redeemed or converted in connection with the Transactions pursuant to the provisions of HMAC’s organizational documents (the “Redemption”).

In addition to the Exchange Consideration, the Sellers will have the contingent right to receive to an aggregate of 3,200,000 additional Pubco Ordinary Shares as earnout consideration after the Closing as follows: (i) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2023 equal to or in excess of $170,000,000, and (ii) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2024 equal to or in excess of $200,000,000.

Representations and Warranties of the Parties

The Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Business Combination Agreement, in each case relating to, among other things, organization and qualification, governing documents, capitalization, authority, no conflicts and absence of litigation. These representations and warranties, in certain cases, are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” as used in the Business Combination Agreement means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the documents and agreements ancillary to the Business Combination Agreement (the “Ancillary Documents”) to which it is a party or bound or to perform its obligations hereunder or thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the Transactions.

The representations and warranties of the parties contained in the Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach.

Covenants of the Parties

Each party agreed in the Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Business Combination Agreement also contains certain customary and other covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms, including covenants regarding: (i) the provision of access to their respective properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) provision of PCAOB-audited financial statements of Able View and its direct and indirect subsidiaries (collectively, the “Target Companies”); (iv) HMAC’s public filings; (v) no solicitation of, or entering into, any alternative competing transactions; (vi) no insider trading; (vii) notifications of certain breaches, consent requirements or other matters; (viii) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts; (ix) further assurances; (x) public announcements; (xi) confidentiality; (xii) indemnification of directors and officers and tail insurance; (xiii) use of trust proceeds after the Closing; (xiv) efforts to support a transaction financing; (xv) efforts to extend the maturity or otherwise amend the terms of certain debt of the Target Companies; (xvi) Able View’s agreement to pay transaction-related expenses of the parties; (xvii) causing Pubco to enter into employment agreements with certain employees of Able View; and (xviii) approving a new equity incentive plan for Pubco to take effect following the Closing.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately following the Closing to consist of five members, of which (i) one individual will be designated by HMAC prior to the Closing and (ii) four individuals will be designated by Able View prior to the Closing, at least three of whom will be required to qualify as independent directors under the rules of The Nasdaq Stock Market LLC (“Nasdaq”).

HMAC and Pubco also agreed to jointly prepare, and Pubco filed with the SEC, a registration statement on Form F-4 (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the securities of Pubco to be issued to the holders of HMAC ordinary shares, and containing a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of HMAC for the approval of the Business Combination and the matters relating to the Transactions to be acted on at the special meeting of the shareholders of HMAC and providing such shareholders an opportunity to participate in the Redemption.

The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Conditions to Closing

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of HMAC’s shareholders; (ii) obtaining any material regulatory approvals and third-party consents; (iii) no law or order preventing or prohibiting the Transactions; (iv) either HMAC (immediately prior to the Closing) or Pubco (upon the consummation of the Closing) having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any transaction financing; (v) appointment of the post-closing board of directors of Pubco in accordance with the Business Combination Agreement; (vi) Pubco qualifying as a foreign private issuer; (vii) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (viii) the effectiveness of the Registration Statement; and (ix) the Pubco Ordinary Shares having been approved for listing on Nasdaq.

In addition, unless waived by Able View and Pubco, the obligations of Able View, Pubco, Merger Sub, and the Sellers to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of HMAC being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) HMAC having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to HMAC since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by the Company and Pubco of the Founders Registration Rights Agreement Amendment (as defined below); and (v) each of the Sellers having received from Pubco a registration rights agreement covering the merger consideration shares received by the Sellers in the Transactions, duly executed by Pubco.

Unless waived by HMAC, the obligations of HMAC to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Able View, Pubco, Merger Sub, and the Sellers being true and correct on and as of the Closing (subject to Material Adverse Effect on the Target Companies, Pubco, or any Seller, taken as a whole); (ii) the Company, Pubco, Merger Sub, and the Sellers having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) or Pubco since the date of the Business Combination Agreement which is continuing and uncured; (iv) the Non-Competition Agreements, Lock-Up Agreement, Registration Rights Agreement, and Employment Agreements being in full force and effect from the Closing; (v) receipt by HMAC of the Founders Registration Rights Agreement Amendment duly executed by Pubco; (vi) any issued and outstanding convertible securities of Able View having been terminated without any consideration or liability; (vii) HMAC having received copies of each share certificate for Able View shares; (viii) the maturity of certain debt of the Target Companies having been extend or such debt having been otherwise amended to the satisfaction of HMAC; and (ix) if applicable, certain contracts involving the Target Companies or Sellers or other related persons having been terminated with no obligation or liability.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by either HMAC or Able View if the conditions to the Closing set forth in the Business Combination Agreement (the majority of which are summarized above) are not satisfied or waived by May 21, 2023.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of HMAC and Able View; (ii) by either HMAC or Able View if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by Able View for HMAC’s uncured breach of the Business Combination Agreement, such that the related Closing condition would not be met; (iv) by HMAC for the uncured breach of the Business Combination Agreement by Able View, Pubco, Merger Sub, or any Seller, such that the related Closing condition would not be met; (v) by either HMAC or Able View if HMAC holds its shareholder meeting to approve the Business Combination Agreement and the Transactions, and such approval is not obtained; and (vi) by either HMAC or Able View if there has been a Material Adverse Effect on the Company or Pubco which is uncured or continuing.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Business Combination Agreement prior to termination.

Trust Account Waiver

The Company, Pubco, the Merger Sub and the Sellers have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in HMAC’s trust account held for its public shareholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Key Ancillary Documents

Lock-Up Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, Able View’s largest shareholder entered into a Lock-Up Agreement with Pubco, HMAC, and Able View (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the shareholder agreed not to, during the period commencing from the Closing and ending on the 12-month anniversary of the Closing (subject to early release if Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers, provided that the transferred shares shall continue to be subject to the Lock-Up Agreement).

Non-Competition Agreements

Simultaneously with the execution and delivery of the Business Combination Agreement, certain shareholders of Able View entered into non-competition and non-solicitation agreements (collectively, the “Non-Competition Agreements”) in favor of Able View, HMAC and Pubco and their respective present and future successors and direct and indirect subsidiaries (“Covered Parties”), to be effective as of the Closing. Under the Non-Competition Agreements, the Company executive officers signatory thereto agree not to engage directly or indirectly in a business competitive with Pubco or Able View in the People’s Republic of China, Hong Kong, Macao or Taiwan for the one year period after the Closing, provided that such shareholder will be permitted under its Non-Competition Agreement to own passive investments of less than 2% of the total issued and outstanding equity interests of a competitor that is publicly traded, so long as such shareholder and such shareholder’s affiliates are not directly or indirectly involved in the management or control of such competitor. Under the Non-Competition Agreement, the shareholders and their affiliates will also be subject to certain non-solicitation and non-interference obligations during the restricted period with respect to the Covered Parties’ respective (i) employees, independent contractors, directors, commissioners or consultants, (ii) customers or clients, and (iii) vendors, suppliers, distributors, agents or other service providers. Parent will also be subject to non-disparagement provisions regarding the Covered Parties and confidentiality obligations with respect to the confidential information of the Covered Parties.

Registration Rights Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, each Seller will enter into a registration rights agreement (the “Registration Rights Agreement”) with Pubco and HMAC, pursuant to which, among other matters, Pubco will agree to undertake certain registration obligations in accordance with the Securities Act and the Sellers will be granted customary demand and piggyback registration rights.

Founder Registration Rights Agreement Amendment

Simultaneously with the execution and delivery of the Business Combination Agreement, Pubco, HMAC and Bright Winlong LLC (“Sponsor”) entered into an amendment to the registration rights agreement (the “Founder Registration Rights Agreement Amendment”) entered into by HMAC and Sponsor at the time of HMAC’s initial public offering (the “Founder Registration Rights Agreement”). Under the Founder Registration Rights Agreement Amendment, the Founder Registration Rights Agreement will be amended to, among other things, add Pubco as a party and to reflect the issuance of Pubco ordinary shares and warrants pursuant to the Business Combination Agreement, and to reconcile with the provisions of the Registration Rights Agreement, including making the registration rights of the Sellers and Sponsor pari passu with respect to any underwriting cut-backs.

In connection with the Business Combination, we will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a registration statement on Form F-4 (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the securities of Pubco to be issued to the holders of HMAC ordinary shares, and containing a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of HMAC for the approval of the Business Combination and the matters relating to the Transactions to be acted on at the special meeting of the shareholders of HMAC and providing such shareholders an opportunity to participate in the Redemption.

Ability to Extend Time to Complete Business Combination

We will have until nine months from the closing of our IPO, or until May 14, 2023, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account. For more details about our ability to extend time to complete business combination, see “Item 1. Business - Ability to Extend Time to Complete Business Combination.” on page 15 of this annual report.

Redemption of Public Shares and Liquidation if No Initial Business Combination

If we are unable to complete our initial business combination within such 9-month (or up to 18-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $60,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. For more details about our redemption of public shares and liquidation if no initial business combination, see “Item 1. Business - Redemption of Public Shares and Liquidation if No Initial Business Combination” on page 19 of this annual report.

Our Management Team

Our management team has broad skills and experience relevant to our business strategy, as well as their extensive experience of identifying, investing, growing and operating businesses in diverse sectors. Our management team also has extensive governance, regulatory and public company leadership experience. We believe our competitive advantages include the experience of our management team in technology, strategic investments and finance, as well as its significant relationships worldwide in public and private industry.

Mr. Zhifan Zhou, has served as our Chief Executive Officer and Chairman of our Board of Directors since November 2021. Mr. Zhou has over ten years of experience in investment banking, audit, private equity and mergers and acquisitions. Mr. Zhou has served as the General Manager of Hainan Winlong Capital, an investment company, since April 2021, where he leads the mergers and acquisitions operations. Prior to that, Mr. Zhou served as Vice President and General Manager of Capital Operations of Shanzhinong Co., Ltd., a B2B e-commerce platform company, from March 2020 to April 2021, where he was responsible for acquiring assets of the agricultural sector in China. He also served as the Head of Finance Department of Wanda Information Stock Co., Ltd., a software company, from December 2019 to March 2020, where he was responsible for due diligence and integration of wholly-owned subsidiaries; Deputy General Manager of Xinghe Real Estate Financial Group Shanghai Company, a financial group company, from March 2018 to June 2019, where he was responsible for platform financing; Deputy General Manager of Cefc Anhui Internal Holding Co., Ltd., an investment company, from October 2014 to March 2018, where he participated in various mergers and acquisitions; and Senior Project Manager in the investment banking department of Zheshang Securities Co., Ltd., a securities company, from June 2013 to October 2014, where he participated in multiple mergers and acquisitions. From September 2010 to June 2013, Mr. Zhou served as Senior Consultant of PricewaterhouseCooper Consultants (Shenzhen) Co., Ltd., Shanghai branch, a consulting company where he provided risk management and internal control services and was experienced with cross-border IPO audits.

Mr. Wenyi Shen, has served as our Chief Financial Officer since November 2021. Mr. Shen has over ten years of experience in investment banking, audit and private equity investments. During his career, he provided audit services to several large-scale IPOs of Chinese companies, including Agricultural Bank of China and Haitong Securities Co, Ltd., in Hong Kong and Chinese stock markets and focused on several industries including consumer, entertainment, education, and Internet. From May 2018 to August 2021, Mr. Shen served as Vice President for CITIC Culture Capital Management Co., Ltd., an investment company where he was responsible for growth range private equity investments. Mr. Shen served as Vice President for TFTR Investment Co., Ltd., an investment company, from February 2016 to April 2018, where he was responsible for growth range private equity investments. Mr. Shen co-founded Shanghai Yuexing Information Technology Co., Ltd., a start-up mobile travel agent company, where he served as a Chief Strategy Officer from February 2015 to January 2016 and was responsible for the company’s strategy, product development, market operation and capital funding. Prior to that, Mr. Shen was an Associate at E.J. McKay Co., Ltd., a boutique investment banking firm focusing on cross-border mergers and acquisitions between China and the United States, from June 2013 to February 2015, where he participated in cross-border mergers and acquisitions investment banking activities; and a Senior Auditor at Deloitte Touche Tohmastu CPA Ltd., an accounting firm, from July 2010 to May 2013, where he participated in the audit of large financial institutions.

Mr. Xun Zhang, has served as our Chief Investment Officer and Director since November 2021. Mr. Zhang has 16 years of experience in financial industries. Mr. Zhang’s professional experience includes private equity, investment banking, and hedge fund. During his career, he provided equity financing, debt financing, mergers and acquisitions and other consulting services for a number of Chinese listed companies in Chinese stock markets, as well as wealth management consulting services for high net worth clients in China. Mr. Zhang serves as the General Manager of the investment department of Zhejiang Venture Investment Group Co., Ltd., a venture capital investment company in Hangzhou, China, where he was responsible for project development, investment and management. Prior to that, Mr. Zhang served as Managing Director of WXZF Fund Management Co., Ltd., a fund management company in Shanghai, China, from October 2017 to December 2019, where he developed and executed investment strategies; Risk Management Director of Gesheng Fund of Shanghai SIIC Fund Management Co., Ltd., a fund management company, from August 2015 to October 2017, where he was responsible for risk management framework establishment; Deputy General Manager of the equity capital market department of Zheshang Securities Co., Ltd., a securities company, from December 2011 to July 2015, where he was responsible for executing IPOs and private placement transactions and a Senior Financial Analyst in the risk management department of Globus LLP in Toronto, Canada, a hedge fund company, from June 2005 to August 2010, where he provided support to trading team.

Mr. John Roumeliotis, serves as our director commencing on August 10, 2022. Since early 2009, Mr. Roumeliotis has served as a Creative Director and Chief Financial Officer and of LongKey Software Ltd., a software company based in of Wuxi, Jiangsu Province of China, where he manages financial systems and financial strategic planning and the Chief Operation Officer of Jinaxiaoer FinVisor, a public relationship company, where he led a team with initial tasks of building and promoting the company’s brand and corporate image for the banking industry and government online service sectors. From June 1992 to December 2008, Mr. Roumeliotis opened and managed BuyDesign Inc., a marketing firm which later changed its name to BlackInk Communication Inc. in 1995. From September 1990 to January 1992, Mr. Roumeliotis served as an Executive Manager in Rooms Division of the InterContinental Hotel in Montreal where he initially handled project management overseeing the final stages of construction. Mr. Roumeliotis began his career in the hotel industry in 1978 while still in school. From 1978 to August 1990, he successively served as a Night Manager and a Front Office Manager in Chateau Champlain Hotel (Now the Marriott) in Montreal and Delta Montreal Hotel.

Mr. Kun-lin Liu, serves as our director commencing on August 10, 2022. Mr. Liu is a well-known venture capitalist in Greater China and has been engaged in venture capital investment for more than 20 years. Mr. Liu has served as a Partner of Capital First Partners, a venture capital company since July 2019, where he focuses on deal sourcing in Taiwan. Prior to that, he served as the Chief Strategy Officer of Shanghai Vargo Technology Co., Ltd., a smart phone company, from December 2013 to January 2017, where he set up supply chain network. Mr. Liu was a former partner of Fortune International Partners, a venture capital company in Greater China, from May 2006 to May 2010, where he was responsible for investment in mainland China. Mr. Liu has also been an Industry Consultant for Taiwan Venture Capital Association and Angel Association since April 2010. He was an investor of Lakala Payment Co., Ltd., a third-party payment company, in 2007 and served as a director in the board of Lakala from 2007 to 2010. His most successful investment is Transmedia Communications Inc., a multimedia equipment maker which was acquired by Cisco Systems, Inc. in 1999.

Professor Hong Ma, serves as our director commencing on August 10, 2022. Professor Ma has almost 40 years of experience in law. Professor Ma has served as the Dean of Zhejiang College of Shanghai University of Finance and Economics since January 2016. He is also a professor of School of Law of Shanghai University of Finance and Economics since July 1983, and has served as the Chairman and General Manager (President) of Shanghai University of Finance and Economics Press from November 2014 to January 2016.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We presently expect each of our officers and directors will devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination).

In addition, past performance by our management team is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Our investors should not rely on the historical record of our management team’s performance, or the performance of any other entities with which our management team is or has been affiliated, as indicative of our future performance, how an investment in our company will perform or the returns our company will, or is likely to, generate going forward. Furthermore, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that fits within the experiences and skills of our team. Our selection process will leverage our relationship network, industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities, including opportunities that we expect will have significant value in a post COVID-19 market. The relationship network has been developed through our team’s experience in both investing in and operating businesses in our focus industries and sectors.

Upon completion of our IPO, our management team have commenced communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

We believe that our team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our objectives are to generate attractive returns for shareholders and enhance value through improving performance of the acquired company and possibly providing access to needed growth capital. We expect to favor opportunities with certain industry and business characteristics. Such key characteristics include stable historical long-term growth promising future opportunities, strong competitive advantages, opportunities in leveraging the emerging social media and e-commerce platforms, opportunities for benefiting from a high potential growth from young generation consumers, and capability to adopt advanced technologies. Through our relationship network and team’s experience in business investment as well as operation, we aim to focus on targets with high growing potentials in post COVID-19 market including:

●	Companies with products and services targeting massive consumer segments with high potential growth and solid existing business performance;

●	Platform based business driven by cutting-edge technologies and emerging social media channels;

●	Products and services targeting young generation (also known as generation Z or Gen-Z) consumers with unique selling points and market positioning;

●	Scalable business model with prompt free cash flow; and

●	A track record of delivering operation efficiencies and financial performance by experienced management team.

Business Combination Criteria

Our intent is to seek potential target businesses globally. We intend to accomplish this using a global network of professional contacts that has been developed by our management team over many years. This network encompasses private equity firms, venture capitalists and entrepreneurs. Our sourcing methodology includes pre-screening steps that we believe will lead to fruitful negotiating phases and final agreement.

Consistent with our business strategy, we have established criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies based on the following criteria and guidelines:

●	Target Size. We intend to seek one or more businesses with high growth in revenue, specifically with a total enterprise value of between $200,000,000 and $500,000,000.

●	High Growth Industry Sectors. We intend to seek to acquire one or more businesses with clear strategies in high growth industries. We believe the companies in the following sectors will benefit from industry growth and be attractive to capital market. Such sectors include: high technology, e-commerce, consumer and retail, brands management, internet application, SaaS and PaaS, health care products and social media.

●	High Growth Geographic Markets. We intend to seek companies located in high growth geographic markets. Also, we intend to focus on companies that operate their business internationally with capabilities and experience to transfer or leverage different advantages from each market.

●	Proven Financial Records and Growth Potential. We intend to seek to acquire one or more businesses with revenue growth in the last two or three years which have proven to be a healthy and sustainable business. We intend to focus on such businesses with high growth potential in revenue and profit through existing and planned new products, technology development and application, new sales channels and new brands, cost transfer with significant expense reduction and acquisitions with significant synergistic effect.

●	Unique Competitiveness. We intend to seek companies with unique competitive edge including comprehensive industry know-how, advanced technologies, unique consumer understanding, existing leading position, exclusive or long-term business terms, household brand image or special cost advantages.

●	Benefit from Being a Public Company. We intend to seek to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Experienced and Visionary Management Team. We intend to seek to acquire one or more businesses established by an experienced and visionary management team with deep industry experience or diverse skillsets which help them build a successful company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Sourcing of Potential Business Combination Targets

Our management team has developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and business enterprises. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Other than our Chief Financial Officer, each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Initial Business Combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. In the event that we were delisted from Nasdaq prior to completion of a business combination, we would not be subject to the Nasdaq rule requiring our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

With a trust account in the amount of $70,830,102 as of December 31, 2022, we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. This amount is before payment of up to $2,242,500 of deferred underwriting fees and before fees and expenses associated with our initial business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. In the event that we were delisted from Nasdaq prior to completion of a business combination, we would not be subject to the Nasdaq rule requiring our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to Extend Time to Complete Business Combination

We will have until nine months from the closing of our IPO, or May 14, 2023, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 10, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $227,700 (approximately $0.033 per public share) on or prior to the date of the applicable deadline, for each one month extension (up to an aggregate of $2,049,300, or $0.297 per public share, for an aggregate of nine months). In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

Our sponsor may extend the time frame for us to complete a business combination by up to an additional nine months contingent upon our sponsor and its affiliates or designees timely depositing the required amount of funds for each monthly extension. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Holders of our securities will not have to right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

Any such payments from our sponsor and its affiliates or designees to extend the time frame would be made in the form of a loan from our sponsor. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.297 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination and (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to approve an amendment to our memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the prescribed timeframe or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least ten days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after our IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 23.0% of our issued and outstanding ordinary shares entitled to vote thereon (taking into account ownership of the private placement units). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination and (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the prescribed timeframe or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares in connection with our initial business combination so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least ten days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report) to complete our initial business combination. If we are unable to complete our initial business combination within such 9-month (or up to 18-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $60,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 9-month (or up to 18-month) time period.

Our sponsor may extend the time frame for us to complete a business combination by up to an additional nine months contingent upon our sponsor and its affiliates or designees timely depositing into the trust account the required amount of funds for each monthly extension. Holders of our securities will not have to right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

Any such payments from our sponsor and its affiliates or designees to extend the time frame would be made in the form of a loan from our sponsor. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed.

In the event that we receive notice from our sponsor five days prior to the deadline of its intention for us to effect an extension, we will issue a press release announcing such intention at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline announcing whether or not the funds had been timely deposited.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report). However, if our sponsor acquires public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 9-month (or up to 18-month) time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares in connection with our initial business combination so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $60,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.15 (subject to increase of up to an additional $0.297 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.15 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $500,000 from the proceeds of our IPO and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $60,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within nine months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

As of the date of this report, we have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus of the IPO dated August 10, 2022 and in the Form F-4 (File No.: 333-270675) initially filed with the SEC on March 17, 2023, as amended from time to time. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our IPO prospectus dated August 10, 2022 or in the Form F-4, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at B3406, 34F, West Tower, Block B, Guorui Building, 11 Guoxing Avenue, Haikou, Hainan Province, People’s Republic of China 570203. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, as of the date of this report, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units began to trade on Nasdaq Stock Market, LLC, under the symbol “ HMACU” on August 11, 2022. The ordinary shares, warrants and rights comprising the units began separate trading on the Nasdq Stock Market, LLC on September 12, 2022, under the symbols “ HMAC,” “ HMACW,” and “ HMACR”, respectively.

Holders of Record

As of March 31, 2023, there were 8,966,500 of our ordinary shares issued and outstanding held by two shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination and subject to our satisfaction of the applicable solvency test under the Cayman Islands laws. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

See below.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2022, we consummated our initial public offering of 6,900,000 units (the “Units”), including 900,000 additional Units issued pursuant to the full exercise by the underwriter of its over-allotment option. The securities sold in the offering were registered under the Securities Act on the registration statement on Form S-1, as amended (File No. 333-261340) filed with the SEC on November 24, 2021 (the “Registration Statement”). On August 10, 2022, the Registration Statement was declared effective by the SEC.

Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (the “Private Placement”) of 341,500 Units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,415,000. The Placement Units (and the underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $70,035,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds in the trust account will not be released until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company's Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company's obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within nine months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination within nine months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination), subject to applicable law.

We paid a total of $1,380,000 of underwriting commissions excluding $2,242,500 of deferred underwriting commissions and $635,682 of other costs related to the initial public offering.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “HMAC”, “we”, “our”, “us” or the “Company” refer to Hainan Manaslu Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bright Winlong LLC. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Annual Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report under “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We will have until nine months from the closing of our IPO, or May 14, 2023, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account. For more details about our ability to extend time to complete business combination, see “Item 1. Business - Ability to Extend Time to Complete Business Combination” on page 15 of this annual report.

If we are unable to complete our initial business combination within such 9-month (or up to 18-month) time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $60,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. For more details about our redemption of public shares and liquidation if no initial business combination, see “Item 1. Business - Redemption of Public Shares and Liquidation if No Initial Business Combination” on page 19 of this annual report.

Proposed Business Combination with Able View

On November 21, 2022, HMAC entered into the Business Combination Agreement with Able View, Pubco, Merger Sub, and each of the the Sellers.  Pursuant to the Business Combination Agreement, at the Closing, (i) HMAC will merge with and into Merger Sub, with HMAC continuing as the surviving entity in the merger, as a result of which: (a) HMAC will become a wholly owned subsidiary of Pubco and (b) each issued and outstanding security of HMAC immediately prior to the consummation of the Merger will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (ii) Pubco will acquire all of the issued and outstanding shares of Able View held by the Sellers in exchange for ordinary shares of Pubco. Able View is a brand management partners of international beauty and personal care brands in China. For more information regarding the business of Able View and the proposed Business Combination, see the Form F-4 initially filed with the SEC on March 17, 2023, as amended from time to time.

Under the Business Combination Agreement, the aggregate consideration to be paid to the Sellers is US$400,000,000, which will be paid entirely in shares comprised of newly issued ordinary shares of Pubco, with each share valued at an amount equal to (a) (i) the Exchange Consideration, divided by (ii) the total number of issued and outstanding ordinary shares of Able View, divided by (b) the price at the Redemption. In addition to the Exchange Consideration, the Sellers will have the contingent right to receive to an aggregate of 3,200,000 additional Pubco Ordinary Shares as earnout consideration after the Closing as follows: (i) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2023 equal to or in excess of $170,000,000, and (ii) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2024 equal to or in excess of $200,000,000.

The Business Combination Agreement also calls for additional agreements, including, among others, the Lock-Up Agreement, Registration Rights Agreement, Founder Registration Rights Agreement Amendment and Non-Competition Agreements, as described in this Annual Report under Item 1. Business.

Results of Operations

As of December 31, 2022, the Company had not yet commenced any operations. All activity from inception up to December 31, 2022 related to our formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below. Since the Initial Public Offering, our activity has been limited to the negotiation and consummation of the proposed business combination with PubCo., and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For fiscal year ended December 31, 2022, we had a net income of $599,288, comprising of dividend income earned on investment held in Trust Account of $795,099, interest income of $6 and other income of $3, partially offset by general and administrative expenses of $195,820.

For period from September 10, 2021 (inception) through December 31, 2021, we had a net loss of $42,619, comprising of interest income of $1 and offset by general and administrative expenses of $42,618.

Liquidity and Capital Resources

As of December 31, 2022, we had $91,780 in its operating bank accounts including $18,297 restricted cash, $70,830,102 in cash and investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of approximately $150,886. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, Working Capital Loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

As of August 15, 2022, a total of $70,035,000 of the net proceeds from the Initial Public Offering and the private placement consummated simultaneously with the closing of the Initial Public Offering were deposited in the Trust Account established for the benefit of our public shareholders.

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

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In addition, if we are unable to complete a business combination by May 14, 2023, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful by May 14, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Advances from a related party

As of December 31, 2022 and 2021, the Company had a temporary advance of $3,003 and $0 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Registration Rights

Pursuant to a registration rights agreement dated as of August 10, 2022, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of Working Capital Loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.25% of the gross proceeds of the Initial Public Offering, or $2,242,500 until the closing of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following significant accounting policies:

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

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.”  In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, we has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,900,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of Hainan Manaslu Acquisition Corp. (the “Company”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 5, 2022. On October 5, 2022, the audit committee of the board of directors of the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ended December 31, 2022. The services previously provided by Friedman are now be provided by Marcum.

Friedman’s report on the Company’s financial statements for the period from September 10, 2021 (inception) to December 31, 2021 (the “Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Audit Report contained an uncertainty about the Company’s ability to continue as a going concern.

During the period from September 10, 2021 (inception) to December 31, 2021, and the subsequent interim period through October 5, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of Friedman’s engagement up to the date of termination which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures and requested that Friedman provide the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Friedman’s letter dated October 7, 2022 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on October 7, 2022.

Appointment of Independent Registered Public Accounting Firm

On October 5, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. During the period from September 10, 2021 (inception) through the subsequent interim period on or prior to the appointment of Marcum, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Zhifan Zhou	37	Chairman and Chief Executive Officer
Wenyi Shen	35	Chief Financial Officer
Xun Zhang	44	Chief Investment Officer and Director
John Roumeliotis	61	Independent Director
Kun-lin Liu	60	Independent Director
Hong Ma	51	Independent Director

Below is a summary of the business experience of each our executive officers and directors.

Mr. Zhifan Zhou, has served as our Chief Executive Officer and Chairman of our Board of directors since November 2021. Mr. Zhou has over ten years of experience in investment banking, audit, private equity and mergers and acquisitions. Mr. Zhou has served as the General Manager of Hainan Winlong Capital, an investment company, since April 2021, where he leads the mergers and acquisitions operations. Prior to that, Mr. Zhou served as Vice President and General Manager of Capital Operations of Shanzhinong Co., Ltd., a B2B e-commerce platform company, from March 2020 to April 2021, where he was responsible for acquiring assets of the agricultural sector in China. He also served as the Head of Finance Department of Wanda Information Stock Co., Ltd., a software company, from December 2019 to March 2020, where he was responsible for due diligence and integration of wholly-owned subsidiaries; Deputy General Manager of Xinghe Real Estate Financial Group Shanghai Company, a financial group company, from March 2018 to June 2019, where he was responsible for platform financing; Deputy General Manager of Cefc Anhui Internal Holding Co., Ltd., an investment company, from October 2014 to March 2018, where he participated in various mergers and acquisitions; and Senior Project Manager in the investment banking department of Zheshang Securities Co., Ltd., a securities company, from June 2013 to October 2014, where he participated in multiple mergers and acquisitions. From September 2010 to June 2013, Mr. Zhou served as Senior Consultant of PricewaterhouseCooper Consultants (Shenzhen) Co., Ltd., Shanghai branch, a consulting company where he provided risk management and internal control services and was experienced with cross-border IPO audits.

Mr. Zhou received bachelor’s degrees in international economic law and accounting from Shanghai University of Finance and Economics in July 2008, and a master’s degree in law from The Chinese University of Hong Kong in December 2010. Mr. Zhou has been a Certified Public Accountant (CPA) and holds Certificate of Computer Application Techniques (CCAT) and Legal Profession Qualification Certificate in China.

Mr. Wenyi Shen, has served as our Chief Financial Officer since November 2021. Mr. Shen has over ten years of experience in investment banking, audit and private equity investments. During his career, he provided audit services to several large-scale IPOs of Chinese companies, including Agricultural Bank of China and Haitong Securities Co, Ltd., in Hong Kong and Chinese stock markets and focused on several industries including consumer, entertainment, education, and Internet. From May 2018 to August 2021, Mr. Shen served as Vice President for CITIC Culture Capital Management Co., Ltd., an investment company where he was responsible for growth range private equity investments. Mr. Shen served as Vice President for TFTR Investment Co., Ltd., an investment company, from February 2016 to April 2018, where he was responsible for growth range private equity investments. Mr. Shen co-founded Shanghai Yuexing Information Technology Co., Ltd., a start-up mobile travel agent company, where he served as a Chief Strategy Officer from February 2015 to January 2016 and was responsible for the company’s strategy, product development, market operation and capital funding. Prior to that, Mr. Shen was an Associate at E.J. McKay Co., Ltd., a boutique investment banking firm focusing on cross-border mergers and acquisitions between China and the United States, from June 2013 to February 2015, where he participated in cross-border mergers and acquisitions investment banking activities; and a Senior Auditor at Deloitte Touche Tohmastu CPA Ltd., an accounting firm, from July 2010 to May 2013, where he participated in the audit of large financial institutions.

Mr. Shen received his bachelor’s degree in social work from Fudan University, China in July 2010.

Mr. Xun Zhang, has served as our Chief Investment Officer and Director since November 2021. Mr. Zhang has 16 years of experience in financial industries. Mr. Zhang’s professional experience includes private equity, investment banking, and hedge fund. During his career, he provided equity financing, debt financing, mergers and acquisitions and other consulting services for a number of Chinese listed companies in Chinese stock markets, as well as wealth management consulting services for high net worth clients in China. Mr. Zhang serves as the General Manager of the investment department of Zhejiang Venture Investment Group Co., Ltd., a venture capital investment company in Hangzhou, China, where he was responsible for project development, investment and management. Prior to that, Mr. Zhang served as Managing Director of WXZF Fund Management Co., Ltd., a fund management company in Shanghai, China, from October 2017 to December 2019, where he developed and executed investment strategies; Risk Management Director of Gesheng Fund of Shanghai SIIC Fund Management Co., Ltd., a fund management company, from August 2015 to October 2017, where he was responsible for risk management framework establishment; Deputy General Manager of the equity capital market department of Zheshang Securities Co., Ltd., a securities company, from December 2011 to July 2015, where he was responsible for executing IPOs and private placement transactions and a Senior Financial Analyst in the risk management department of Globus LLP in Toronto, Canada, a hedge fund company, from June 2005 to August 2010, where he provided support to trading team.

Mr. Zhang received his bachelor’s degree in mathematics from University of Toronto in July 2006, and a master degree in finance from Saint Mary’s University in October 2011.

Mr. John Roumeliotis, has served as our director since August 2022. Since early 2009, Mr. Roumeliotis has served as a Creative Director and Chief Financial Officer and of LongKey Software Ltd., a software company based in of Wuxi, Jiangsu Province of China, where he manages financial systems and financial strategic planning and the Chief Operation Officer of Jinaxiaoer FinVisor, a public relationship company, where he led a team with initial tasks of building and promoting the company’s brand and corporate image for the banking industry and government online service sectors. From June 1992 to December 2008, Mr. Roumeliotis opened and managed BuyDesign Inc., a marketing firm which later changed its name to BlackInk Communication Inc. in 1995. From September 1990 to January 1992, Mr. Roumeliotis served as an Executive Manager in Rooms Division of the InterContinental Hotel in Montreal where he initially handled project management overseeing the final stages of construction. Mr. Roumeliotis began his career in the hotel industry in 1978 while still in school. From 1978 to August 1990, he successively served as a Night Manager and a Front Office Manager in Chateau Champlain Hotel (Now the Marriott) in Montreal and Delta Montreal Hotel.

Mr. Roumeliotis attended Delta (Private Institute) in October 1987. He also attended Concordia University in September 1992.

Mr. Kun-lin Liu, has served as our director since August 2022. Mr. Liu is a well-known venture capitalist in Greater China and has been engaged in venture capital investment for more than 20 years. Mr. Liu has served as a Partner of Capital First Partners, a venture capital company since July 2019, where he focuses on deal sourcing in Taiwan. Prior to that, he served as the Chief Strategy Officer of Shanghai Vargo Technology Co., Ltd., a smart phone company, from December 2013 to January 2017, where he set up supply chain network. Mr. Liu was a former partner of Fortune International Partners, a venture capital company in Greater China, from May 2006 to May 2010, where he was responsible for investment in mainland China. Mr. Liu has also been an Industry Consultant for Taiwan Venture Capital Association and Angel Association since April 2010. He was an investor of Lakala Payment Co., Ltd., a third-party payment company, in 2007 and served as a director in the board of Lakala from 2007 to 2010. His most successful investment is Transmedia Communications Inc., a multimedia equipment maker which was acquired by Cisco Systems, Inc. in 1999.

Mr. Liu received a bachelor’s degree in electro physics from national Chiao-Tung University in Taiwan in June 1985, and a master degree in materials science & engineering from National Taiwan University in June 1987.

Professor Hong Ma, has served as our director since August 2022. Professor Ma has almost 40 years of experience in law. Professor Ma has served as the Dean of Zhejiang College of Shanghai University of Finance and Economics since January 2016. He is also a professor of School of Law of Shanghai University of Finance and Economics since July 1983, and has served as the Chairman and General Manager (President) of Shanghai University of Finance and Economics Press from November 2014 to January 2016.

Professor Ma received a bachelor’s degree in law from Zhongnan University of Economics and Law in June 1983 and a Doctor of Law degree from University of International Business and Economics in July 2012.

Number, Terms of Office and Appointment of Officers and Directors

Our Board of Directors consists of five members. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Messrs. Roumeliotis and Liu and Professor Ma are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Messrs. Roumeliotis and Liu and Professor Ma. Mr. Roumeliotis serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Roumeliotis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Roumeliotis and Liu and Professor Ma. Professor Ma serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we would form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. John Roumeliotis and Kun-lin Liu and Professor Hong Ma.

In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Other than our Chief Financial Officer, each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within nine months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail in the IPO prospectus). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or saleable by our sponsor until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or saleable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own ordinary shares, warrants and rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Zhifan Zhou	Hainan Winlong Capital	Investment company	General manager
Xun Zhang	Zhejiang Venture Investment Group Co., Ltd.	Venture capital investment company	General manager of the investment department
John Roumeliotis	LongKey Software Ltd.	Software company	Chief financial officer
	Jinaxiaoer FinVisor	Public relationship company	Chief operation officer
Kun-lin Liu	Capital First Partners	Venture capital company	Partner

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our initial shareholders or any of their affiliates may make additional investments in the company in connection with the initial business combination, although, our initial shareholders and their affiliates have no obligation or current intention to do so. If our initial shareholders or any of their affiliates elects to make additional investments, such proposed investments could influence our initial shareholders’ motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2023 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of ordinary shares, (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2023, we had 8,966,500 shares of ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Bright Winlong LLC (2)(3)	2,066,500	23.0%
Zhifan Zhou(4)	2,066,500	23.0%
Wenyi Shen	—	—
Xun Zhang	—	—
John Roumeliotis	—	—
Kun-lin Liu	—	—
Hong Ma	—	—
All directors and officers as a group (six individuals)	2,066,500	23.0%
Five Percent Holders of HMAC
Glazer Capital, LLC(5)	593,304	6.6%
Shaolin Capital Management LLC(6)	555,000	6.2%
Polar Asset Management Partners Inc.(7)	600,000	6.7%
Taconic Capital Advisors L.P.(8)	675,000	7.5%
Taconic Capital Advisors UK LLP(8)	675,000	7.5%
Taconic Associates LLC(8)	675,000	7.5%
Taconic Capital Partners LLC(8)	675,000	7.5%
Taconic Capital Performance Partners LLC(8)	675,000	7.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is B3406, 34F, West Tower, Block B, Guorui Building, 11 Guoxing Avenue, Haikou, Hainan Province, People’s Republic of China 570203.

(2)	Includes the 341,500 ordinary shares included in the private placement units purchased by our sponsor simultaneously with the consummation of the IPO.

(3)	Represents shares held by our sponsor. Each of our directors and officers are a member of our sponsor. However, only Zhifan Zhou, our Chairman and Chief Executive Officer, is the manager of our sponsor and has voting and investment power over the securities held by our sponsor. The address for our sponsor is B3406, 34F, West Tower, Block B, Guorui Building, 11 Guoxing Avenue, Haikou, Hainan Province, People’s Republic of China 570203.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Pursuant to a Schedule 13G filed on February 14, 2023 by the reporting persons. The shares reported herein are held by certain funds and accounts to which Glazer Capital, LLC, a Delaware limited liability company, serves as investment manager. Mr. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC. Each of Glazer Capital, LLC and Mr. Paul J. Glazer disclaims beneficial ownership of the securities reported herein except to the extent of such Reporting Person’s pecuniary interest therein. The business address of each of Glazer Capital, LLC and Mr. Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	Pursuant to a Schedule 13G filed on February 14, 2023 by the reporting person. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The address of the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127. The reporting person has sole voting and dispositive power to the shares reported.

(7)	Pursuant to a Schedule 13G filed on February 10, 2023 by the reporting person. Polar Asset Management Partners Inc.,a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") with respect to the shares reported directly held by PMSMF. The address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. The reporting person has sole voting and dispositive power to the shares reported.

(8)	Pursuant to a Schedule 13G filed on February 10, 2023 by the reporting persons. The shares reported (the “Shares”) are held for the accounts of Taconic Opportunity Master Fund L.P. (Taconic Opportunity Fund) and Taconic Master Fund 1.5 L.P. (Taconic Event Fund, and together with Taconic Opportunity Fund, the Taconic Funds). Taconic Capital Advisors L.P. (Taconic Advisors LP) serves as the investment manager to each of the Taconic Funds. Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Capital Advisors UK LLP (Taconic Advisors UK) pursuant to which Taconic Advisors UK serves as a subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates LLC (Taconic Associates) serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Opportunity Fund. Taconic Capital Partners LLC (Taconic Capital) serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Event Fund. Mr. Frank P. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Capital Performance Partners LLC (Taconic Partners), Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK. The reporting persons have shared voting and dispositive power to the Shares. As of December 31, 2022, the reporting persons may be deemed to beneficially own 675,000 of the Shares held for the account of the Taconic Funds.

Transfers of Founder Shares and Private Placement Units

The founder shares, private placement units and any underlying securities are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our sponsor. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of (A) 50% of the founder shares, until the earlier of (x) six months after the date of the consummation of our initial business combination or (z) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (B) the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units and the underlying securities, until 30 days after the completion of our initial business combination, except in each case (a) to our sponsor’s officers or directors, any affiliates or family members of our sponsor or any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the Cayman Islands or our sponsor’s constitutional documents upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this annual report).

Registration Rights

The holders of the founder shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HMAC’s Related Person Transactions

In September 2021, we issued an aggregate of 1,725,000 Founder Shares to the Sponsor, so that the Sponsor owns 20% of our issued and outstanding shares after the Initial Public Offering, for an aggregate purchase price of $25,000.

The Sponsor (and/or its designees) purchased an aggregate of 341,500 private placement units at a price of $10.00 per unit (consisting of 341,500 private placement units) in a private placement that closed simultaneously with the closing of the Initial Public Offering. Each unit consists of one private placement share, one private placement warrant, and one private placement right granting the holder thereof the right to receive one-tenth of an ordinary share upon the consummation of an initial business combination. Each private placement warrant entitles the holder upon exercise to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Promissory Note — Related Party

On September 24, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000, which was amended and restated on March 14, 2022 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2022 or consummation of the Initial Public Offering.

As of December 31, 2022 and 2021, the Sponsor advanced us an aggregate amount of $0 and $227,708, respectively.

Related Party Extensions Loans

We will have until nine months from the consummation of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 10, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $227,700 (approximately $0.033 per public share in either case) on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available.

Related Party Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit. As of December 31, 2022 and 2021, we did not have outstanding balance on related party working capital loans.

Advances from a Related Party

As of December 31, 2022 and 2021, we had a temporary advance of $3,003 and $0 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Others

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units (including securities contained therein) and units (including securities contained therein) issued upon conversion of working capital loans or extension loans (if any).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring it to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of its board) or as disclosed in its public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that it has adopted prior to our IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of its Sponsor, officers or directors unless it, or a committee of independent directors, has obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to the company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to the Sponsor, officers or directors, or its or their affiliates, for services rendered to it prior to or in connection with the completion of its initial business combination. However, the following payments will be made to the Sponsor, officers or directors, or its or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of its initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by the Sponsor to cover IPO-related and organizational expenses;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by the Sponsor or an affiliate of its Sponsor or certain of its officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of its initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 150,000 shares) at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to its Sponsor, officers or directors, or its or their affiliates.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following is a summary of fees paid or to be paid to Marcum LLP (formerly, Friedman LLP, prior to Friedman LLP combining with Marcum LLP effective September 1, 2022), or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from September 10, 2022 (inception) through December 31, 2022 totaled approximately $82,000 and $72,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and services rendered in connection with our IPO.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2022 and the period from September 10, 2022 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and the period from September 10, 2022 (inception) through December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

EXHIBIT INDEX

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 10, 2022, by and between the Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
2.1	Business Combination Agreement, dated as of November 21, 2022, by and among Hainan Manaslu Acquisition Corp., Able View Global Inc., Able View Inc., Able View Corporation Inc. and the Shareholders of Able View Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 25, 2022)
3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
4.1	Warrant Agreement, dated August 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
4.2	Rights Agreement, dated August 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
4.3	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 1, 2022)
4.4	Specimen Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 1, 2022)
4.5	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 1, 2022)
4.6	Specimen Right Certificate. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 1, 2022)
4.7*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Letter Agreement, dated August 10, 2022, by and among the Company, its directors, and officer and the Sponsor. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
10.2	Investment Management Trust Agreement, dated August 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
10.3	Registration Rights Agreement, dated August 10, 2022, by and between the Company and certain securityholders. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
10.4	Private Placement Units Subscription Agreement, dated August 10, 2022, by and between the Company and the Sponsor. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2022)
10.5	Amended and Restated Promissory Note, dated as of March 14, 2022, issued to Bright Winlong LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 15, 2022)
10.6	Promissory Note, dated as of September 24, 2021, issued to Bright Winlong LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 24, 2021)

10.7	Securities Subscription Agreement, dated September 28, 2021, between the Registrant and Bright Winlong LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 24, 2021)
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 21, 2022)
10.9	Lock-Up Agreement, dated as of November 21, 2022, by and among Hainan Manaslu Acquisition Corp., Able View Global Inc., Able View Inc., and the Shareholder of Able View Inc. named therein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 25, 2022)
10.10	Form of Non-Competition Agreement, dated as of November 21, 2022, by and among Hainan Manaslu Acquisition Corp., Able View Global Inc., Able View Inc., and the Shareholder of Able View Inc. named therein. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 25, 2022)
10.11	Registration Rights Agreement, dated as of November 21, 2022, by and among Able View Global Inc., Hainan Manaslu Acquisition Corp., and the Holders named therein. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 25, 2022)
10.12	First Amendment to Registration Rights Agreement, dated as of November 21, 2022, by and among Hainan Manaslu Acquisition Corp., Able View Global Inc., Bright Winlong LLC, and the Holders named therein. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 25, 2022)
10.13

Promissory Note, dated as of February 21, 2023, issued to Bright Winlong LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2023)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 21, 2022)
16.1	Letter from Friedman LLP Regarding the Change in the Registrant’s Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 7, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2022)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2022)
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAINAN MANASLU ACQUISITION CORP.

Date: March 31, 2023	By:	/s/ Zhifan Zhou
Zhifan Zhou
Chief Executive Officer
(Principal Executive Officer)

HAINAN MANASLU ACQUISITION CORP.

Date: March 31, 2023	By:	/s/ Wenyi Shen
Wenyi Shen
Chief Financial Officer
(Principal Financial and Accounting Officer)

HAINAN MANASLU ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm - Marcum LLP (PCAOB ID 688)	F-2
Report of Independent Registered Public Accounting Firm – Friedman LLP (PCAOB ID 711)	F-3
Balance Sheets as of December 31, 2022 and 2021	F-4
Statements of Operations for the year ended December 31, 2022 and for the period from September 10, 2021 (inception) through December 31, 2022	F-5
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from September 10, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for the year ended December 31, 2022 and for the period from September 10, 2021, (inception) through December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hainan Manaslu Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hainan Manaslu Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company believes that it may not have sufficient working capital and borrowing capacity to complete a business combination. If the Company does not complete a business combination by May 14, 2023 (unless further extended), it will be required to cease all operations, except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hainan Manaslu Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hainan Manaslu Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from September 10, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from September 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a financing and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, NY

March 15, 2022

HAINAN MANASLU ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$73,483	$50,090
Restricted cash	18,297	-
Prepaid expense	95,892	-
Total current assets	187,672	50,090
Deferred offering costs	-	160,000
Investments held in trust account	70,830,102	-

TOTAL ASSETS	$71,017,774	$210,090

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$33,783	$-
Promissory note – related party	-	227,708
Amount due to related party	3,003	-
Total Current Liabilities	36,786	227,708
Deferred underwriting compensation	2,242,500	-

TOTAL LIABILITIES	2,279,286	227,708

Commitments and contingencies
Ordinary shares, subject to possible redemption: 6,900,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively (at redemption value of $10.27 as of December 31, 2022)	70,830,102	-

Shareholders’ deficit:
Preference shares, par value $0.0001 per share; 500,000 shares authorized; 0 shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 2,066,500 and 1,725,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 6,900,000 and 0 shares subject to possible redemption)	207	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,091,821)	(42,618)

Total shareholders’ deficit	(2,091,614)	(17,618)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$71,017,774	$210,090

The accompanying notes are an integral part of these financial statements.

HAINAN MANASLU ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Period from September 10, 2021 (inception) through December 31, 2021
Formation, general and administrative expenses	$(195,820)	$(42,619)

Total operating expenses	(195,820)	(42,619)

Other income
Dividend income earned on investments held in Trust Account	795,099	-
Interest income	6	1
Other income	3	-
Total other income	795,108	1

Income (loss) before income taxes	599,288	(42,618)

Income taxes	-	-

NET INCOME (LOSS)	$599,288	$(42,618)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	2,608,767	-
Basic and diluted net income per share, ordinary share subject to possible redemption	$1.97	$-

Basic and diluted weighted average shares outstanding, ordinary share attributable to Hainan Manaslu Acquisition Corp.	1,854,115	1,500,000
Basic and diluted net loss per share, ordinary share attributable to Hainan Manaslu Acquisition Corp.	$(2.45)	$(0.03)

The accompanying notes are an integral part of these financial statements.

HAINAN MANASLU ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(42,618)	$(17,618)

Sale of units in initial public offering	6,900,000	690	64,741,128	-	64,741,818
Sale of units to the founder in private placement	341,500	34	3,414,966	-	3,415,000
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(63,186,265)	-	(63,186,955)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	3,899,443	-	3,899,443
Accretion of carrying value to redemption value			(8,894,099)	(2,648,491)	(11,542,590)
Net income	-	-	-	599,288	599,288

Balance as of December 31, 2022	2,066,500	$207	$-	$(2,091,821)	$(2,091,614)

	For the period from September 10, 2021 (inception) through December 31, 2021
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of September 10, 2021 (Inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to founders	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	(42,618)	(42,618)

Balance as of December 31, 2021	1,725,000	$173	$24,827	$(42,618)	$(17,618)

The accompanying notes are an integral part of these financial statements.

HAINAN MANASLU ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Period from September 10, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$599,288	$(42,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned on investments held in Trust Account	(795,099)	-

Change in operating assets and liabilities:
Increase in prepayment	(95,892)	-
Increase in accrued liabilities	33,783	-

Net cash used in operating activities	(257,920)	(42,618)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(70,035,003)	-

Net cash used in investing activities	(70,035,003)	-

Cash flows from financing activities:
Proceeds from public offering	69,000,000	-
Proceeds from private placements	3,415,000	-
Promissory note – related party	(224,705)	97,708
Payment of offering costs	(1,855,682)	(30,000)
Capital contribution received	-	25,000

Net cash provided by financing activities	70,334,613	92,708

NET CHANGE IN CASH	41,690	50,090

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	50,090	-

CASH AND RESTRICTED CASH, END OF PERIOD	$91,780	$50,090

Reconciliation to amounts on balance sheets:
Cash	$73,483	$50,090
Restricted cash	18,297	-

Total cash and restricted cash	$91,780	$50,090

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$(63,186,955)	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$3,899,443	$-
Accretion of carrying value to redemption value	$(11,542,590)	$-
Deferred underwriting compensation	$2,242,500	$-
Deferred offering costs paid by a related party	$-	$22,708

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Hainan Manaslu Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 10, 2021, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement the management team’s background, and to capitalize on the ability of the management team and advisor to identify and acquire a business. However, the Company will not consummate its initial Business Combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure.

The Company is an early stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of December 31, 2022, the Company had not yet commenced any operations. All activities through August 15, 2022 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the negotiation and consummation of the proposed business combination with PubCo. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the funds deposited in the Trust Account (as defined below).

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per public share, subject to increase of up to an additional $0.033 per public share per month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “initial shareholders”) are identical to the ordinary shares included in the Public Units being sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below: the initial shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares, private placement shares (as defined below) and public shares in connection with the completion of the initial Business Combination, (ii) to waive their redemption rights with respect to any Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of obligation to provide for the redemption of public shares in connection with an initial Business Combination or to redeem 100% of public shares if the Company has not consummated the initial Business Combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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

Business Combination Agreement

On November 21, 2022, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”) with Able View Inc., a Cayman Islands exempted company (“Able View”), Able View Global Inc., a Cayman Islands exempted company and wholly owned subsidiary of Able View (“Pubco”), Able View Corporation Inc., a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the shareholders of Able View (collectively, the “Sellers”). Under the Business Combination Agreement, the aggregate consideration to be paid to the Sellers is $400,000,000 (the “Exchange Consideration”), which will be paid entirely in shares comprised of newly issued ordinary shares of Pubco, par value $0.0001 per share (“Pubco Ordinary Shares”), with each share valued at an amount equal to (a) (i) the Exchange Consideration, divided by (ii) the total number of issued and outstanding ordinary shares of Able View, divided by (b) the price at which each Company ordinary share (or after the Merger, each Pubco Ordinary Share) held by the Company’s public shareholders is redeemed or converted in connection with the Transactions pursuant to the provisions of Company’s organizational documents (the “Redemption”).

In addition to the Exchange Consideration, the Sellers will have the contingent right to receive to an aggregate of 3,200,000 additional Pubco Ordinary Shares as earnout consideration after the Closing as follows: (i) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2023 equal to or in excess of $170,000,000, and (ii) an aggregate of 1,600,000 additional Pubco Ordinary Shares will be issued to the Sellers in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2024 equal to or in excess of $200,000,000.

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

As of December 31, 2022, the Company had cash of $91,780 and a working capital of $150,886. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by May 14, 2023 (unless further extended). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

●	Restricted cash

The amount represented the cash maintained in bank account that was not available to the Company for immediate or general business use.

●	Investments held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholders’ equity upon the completion of the Proposed Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to the statements of operations.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

●	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital or accumulated deficit if additional paid in capital equals to zero. For the year ended December 31, 2022, the Company recorded an accretion of $8,894,099 in additional paid-in capital and $2,648,491 in accumulated deficit. For the period from September 10, 2021 (inception) to December 31, 2021, the Company did not record an accretion in accumulated deficit.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,900,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Year ended December 31, 2022	Period from September 10, 2021 (inception) through December 31, 2021
Net income (loss)	$599,288	$(42,618)
Accretion of carrying value to redemption value	(11,542,590)	-
Net loss including accretion of carrying value to redemption value	$(10,943,302)	$(42,618)

	Year ended December 31, 2022		Period from September 10, 2021 (inception) through December 31, 2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(6,396,881)	$(4,546,421)	$-	$(42,618)
Accretion of carrying value to redemption value	11,542,590	-	-	-
Allocation of net income (loss)	$5,145,709	$(4,546,421)	$-	$(42,618)
Denominators:
Weighted-average shares outstanding	2,608,767	1,854,115	-	1,500,000
Basic and diluted net income (loss) per share	$1.97	$(2.45)	$-	$(0.03)

●	Related parties

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

NOTE 3 – RESTRICTED CASH

As of December 31, 2022 and 2021, the Company has $18,297 and $0 restricted cash in certain bank account. The Company bank account was restricted to use for operating purpose due to the requirements imposed by the bank. Such bank account became unrestricted after December 31, 2022.

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

As of December 31, 2022 and 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table.

	December 31,
	2022	2021
Gross proceeds	$69,000,000	$-
Less:
Proceeds allocated Public Warrants	(593,225)	-
Proceeds allocated Public Rights	(5,219,820)	-
Offering costs allocated to Public Shares	(3,899,443)	-
Plus:
Accretion of carrying value to redemption value - 2022	11,542,590	-

Ordinary shares subject to possible redemption	$70,830,102	$-

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2021, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the Sponsor, so that the Sponsor owns 20% of the Company’s issued and outstanding shares after the Initial Public Offering, for an aggregate purchase price of $25,000.

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

As of December 31, 2022 and 2021, the Sponsor advanced the Company an aggregate amount of $0 and $227,708, respectively.

Related Party Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the Company did not have outstanding balance on related party working capital loans.

Advances from a Related Party

As of December 31, 2022 and 2021, the Company had a temporary advance of $3,003 and $0 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

As of December 31, 2022, there were 2,066,500 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

As of December 31, 2021, 1,725,000 ordinary shares were issued and outstanding.

Preference shares

The Company is authorized to issue 500,000 preference shares, with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, no preference share was issued.

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary share equals or exceeds $18 per share, for any 20 trading days within a 30 trading days period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary share underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

NOTE 8 – ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2022 and 2021, 6,900,000 and 0 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

On August 15, 2022, the Company sold 6,900,000 Public Units at a price of $10.00 per Public Unit in the Initial Public Offering.

	For the year ended December 31, 2022	For the period from September 10, 2021 (inception) through December 31, 2021
Total ordinary shares issued	8,966,500	1,725,000
Share issued classified as equity	(2,066,500)	-
Share redemption	-	-
Ordinary shares, subject to possible redemption	6,900,000	1,725,000

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$70,830,102	$70,830,102	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$-	$-	$-	$-

*	included in cash in the cash and investments held in Trust Account on the Company’s balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Warrant sold in a private placement (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters will be entitled to a cash underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering, or $2,242,500 until the closing of the business combination.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the financial statements. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.