Form 10-Q
period 2023-03-31
Hainan Manaslu Acquisition Corp.
filed 2023-05-15
CIK 1894370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 8,966,500 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAINAN MANASLU ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$9,194	$73,483
Restricted cash	-	18,297
Prepaid expense	119,867	95,892
Total current assets	129,061	187,672
Investments held in trust account	71,587,428	70,830,102

TOTAL ASSETS	$71,716,489	$71,017,774

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$155,483	$33,783
Promissory note – related party	15,450	-
Amount due to related party	3,003	3,003
Total Current Liabilities	173,936	36,786
Deferred underwriting compensation	2,242,500	2,242,500

TOTAL LIABILITIES	2,416,436	2,279,286

Commitments and contingencies
Ordinary shares, subject to possible redemption: 6,900,000 shares as of March 31, 2023 and December 31, 2022 (at redemption value of $10.37 and $10.27 as of March 31, 2023 and December 31, 2022, respectively)	71,587,428	70,830,102

Shareholders’ deficit:
Preference shares, par value $0.0001 per share; 500,000 shares authorized; 0 shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 2,066,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 6,900,000 shares subject to possible redemption)	207	207
Accumulated deficit	(2,287,582)	(2,091,821)

Total shareholders’ deficit	(2,287,375)	(2,091,614)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$71,716,489	$71,017,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2023	Three Months ended March 31, 2022

Formation, general and administrative expenses	$(195,761)	$(12,825)

Total operating expenses	(195,761)	(12,825)

Other income
Dividend income earned on investments held in Trust Account	757,326	-
Interest income	-	1
Total other income, net	757,326	1

Income (loss) before income taxes	561,565	(12,824)

Income taxes	-	-

NET INCOME (LOSS)	$561,565	$(12,824)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	6,900,000	-
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.09	$-

Basic and diluted weighted average shares outstanding, ordinary share attributable to Hainan Manaslu Acquisition Corp.	2,066,500	1,500,000
Basic and diluted net loss per share, ordinary share attributable to Hainan Manaslu Acquisition Corp.	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in Capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023	2,066,500	$207	$-	$(2,091,821)	$(2,091,614)

Accretion of carrying value to redemption value	-	-	-	(757,326)	(757,326)
Net income	-	-	-	561,565	561,565

Balance as of March 31, 2023	2,066,500	$207	$-	$(2,287,582)	$(2,287,375)

	For the three months ended March 31, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,725,000	$173	$24,827	$(42,618)	$(17,618)

Net loss	-	-	-	(12,824)	(12,824)

Balance as of March 31, 2022	1,725,000	$207	$24,827	$(55,442)	$(30,442)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAINAN MANASLU ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$561,565	$(12,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned on investments held in Trust Account	(757,326)	-

Change in operating assets and liabilities:
Increase in prepaid expense	(23,975)	-
Increase in accrued liabilities	121,700	-
Net cash used in operating activities	(98,036)	(12,824)

Cash flows from financing activities:
Promissory note – related party	15,450	3,526
Payment of offering costs	-	(22,500)
Net cash provided by (used in) financing activities	15,450	(18,974)

NET CHANGE IN CASH	(82,586)	(31,798)

CASH, BEGINNING OF PERIOD	91,780	50,090

CASH, END OF PERIOD	$9,194	$18,292

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	(757,326)	-

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

As of March 31, 2023, the Company had not yet commenced any operations. All activities through August 15, 2022 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the negotiation and consummation of the proposed business combination with Able View Inc.   The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the funds deposited in the Trust Account (as defined below).

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

The Company will have until June 14, 2023 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month each time, for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $227,700 (approximately $0.033 per public share), on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional Company’s units at a price of $10.00 per unit. On May 5, 2023, the Company issued an unsecured promissory note in an amount of $227,700 to Able View Inc., pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 14, 2023. As of March 31, 2023 and December 31, 2022, the note payable balance were $0 and $0, respectively.

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

Going Concern Consideration

The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, As of the date of this report, the Company has extended one time by an additional one month each time (for a total of up to 18 months from the consummation of the Public Offering to complete a business combination), and so it now has until June 14, 2023 to consummate a business combination.   The Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants and rights will expire and will be worthless.

As of March 31, 2023, the Company had cash of $9,194 and a working capital deficit of $44,875. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by June 14, 2023 (unless further extended). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position and/or search for a target company, there has been a significant impact as of the date of the unaudited condensed financial statement. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalent

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

●	Restricted cash

The amount represented the cash maintained in bank account that was not available to the Company for immediate or general business use.

●	Investments held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital or accumulated deficit if additional paid in capital equals to zero. For the three months ended March 31, 2023, the Company recorded an accretion of $757,326 in accumulated deficit. For the three months ended March 31, 2022, the Company did not record an accretion in accumulated deficit.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,900,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Net income (loss)	$561,565	$(12,824)
Accretion of carrying value to redemption value	(757,326)	-
Net loss including accretion of carrying value to redemption value	$(195,761)	$(12,824)

	Three Months ended March 31, 2023		Three Months ended March 31, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(150,644)	$(45,117)	$-	$(12,824)
Accretion of carrying value to redemption value	757,326	-	-	-
Allocation of net income (loss)	$606,682	$(45,117)	$-	$(12,824)
Denominators:
Weighted-average shares outstanding	6,900,000	2,066,500	-	1,725,000 *
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$-	$(0.01)

*	Includes up to an aggregate of 225,000 ordinary shares to the extent that the underwriters’ over-allotment option was exercised in full on August 15, 2022.

●	Related parties

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

NOTE 3 – RESTRICTED CASH

As of March 31, 2023 and December 31, 2022, the Company has $0 and $18,297 restricted cash in certain bank account. The Company bank account was restricted to use for operating purpose due to the requirements imposed by the bank. Such bank account became unrestricted after December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the Public Share reflected on the unaudited condensed balance sheets are reconciled in the following table.

Amount
Gross proceeds	$69,000,000
Less:
Proceeds allocated Public Warrants	(593,225)
Proceeds allocated Public Rights	(5,219,820)
Offering costs of public shares	(3,899,443)
Plus:
Accretion of carrying value to redemption value - 2022	11,542,590
Accretion of carrying value to redemption value - 2023	757,326

Ordinary shares subject to possible redemption	$71,587,428

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

On March 21, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount up to an aggregate principal amount of $300,000 (the “Note”) in exchange for Sponsor delivering such amount into the Company’s working capital account in order to meet the working capital needs of the Company. The Note does not bear interest and matures on the earlier of (i) December 31, 2023 or (ii) the closing of a business combination by the Company.

As of March 31, 2023 and December 31, 2022, the Sponsor advanced the Company an aggregate amount of $15,450 and $0, respectively.

Related Party Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the Company did not have outstanding balance on related party working capital loans.

Advances from a Related Party

As of March 31, 2023 and December 31, 2022, the Company had a temporary advance of $3,003 and $3,003 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

As of March 31, 2023 and December 31, 2022, there were 2,066,500 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

Preference shares

The Company is authorized to issue 500,000 preference shares, with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, no preference share was issued.

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

NOTE 8 – ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2023 and December 31, 2022, 6,900,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

On August 15, 2022, the Company sold 6,900,000 Public Units at a price of $10.00 per Public Unit in the Initial Public Offering.

	March 31, 2023	December 31, 2022
Total ordinary shares issued	8,966,500	8,966,500
Share issued classified as equity	(2,066,500)	(2,066,500)
Share redemption	-	-
Ordinary shares, subject to possible redemption	6,900,000	6,900,000

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
U.S. Treasury Securities held in Trust Account*	$71,587,428	$71,587,428	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$70,830,102	$70,830,102	$-	$-

*	included in cash in the investments held in trust account on the Company’s unaudited condensed balance sheets.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements.

On May 5, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $227,700 to Able View Inc. in exchange for Hainan Manaslu Acquisition Corp. depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination from May 14, 2023 to June 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “our”, “us” or the “Company” refer to Hainan Manaslu Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bright Winlong LLC. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying unaudited condensed financial statements included as part of this Quarterly Report.

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

We will have until nine months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account. On May 5, 2023, we issued one unsecured promissory note in an amount of $227,700, to Able View   Inc., in exchange for Able View Inc. depositing such amount into our Trust Account in order to extend the amount of time we have available to complete a business combination for an additional one (1) month period, from May 15, 2023 to June 14, 2023. The note does not bear interest and mature upon closing of a business combination by us. In addition, the note may be converted by the holder into units of the Company identical to the units issued in our IPO at a price of $10.00 per unit.

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

Proposed Business Combination with Able View

On November 21, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with Able View Inc., a Cayman Islands exempted company (“Able View”), Able View Global Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Able View (“Pubco”), Able View Corporation Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Merger Sub”), and each of the shareholders of Able View (collectively, “Sellers”).  Pursuant to the Business Combination Agreement, at the Closing, (i) the Company will merge with and into Merger Sub, with the Company continuing as the surviving entity in the merger, as a result of which: (a) the Company will become a wholly owned subsidiary of Pubco and (b) each issued and outstanding security of the Company immediately prior to the consummation of the Merger will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (ii) Pubco will acquire all of the issued and outstanding shares of Able View held by the Sellers in exchange for ordinary shares of Pubco. Able View is a brand management partners of international beauty and personal care brands in China.

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

On March 21, 2023, we issued one unsecured promissory note in the aggregate principal amount of $300,000 (the “March 2023 Note”) to the Sponsor in exchange for Sponsor delivering such amount into our working capital account in order to meet our working capital needs. The March 2023 Note is not convertible into Private Placement Units and matures on the earlier of (i) December 31, 2023 or (ii) the closing of a business combination by us. As of March 31, 2023 and December 31, 2022, the Sponsor advanced the Company an aggregate amount of $15,450 and $0, respectively.

Results of Operations

As of March 31, 2023, we had not yet commenced any operation. All activity from inception up to August 15, 2022 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of business combination   candidates and the negotiations and preparations for the consummation of the proposed business combination with Pubco, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the three months ended March 31, 2023, we had a net income of $561,565, comprising of dividend income earned on investments held in Trust Account of $757,326, partially offset by general and administrative expenses of $195,761.

For the three months ended March 31, 2022, we had a net loss of $12,824, comprising of general and administrative expenses of $12,825., partially offset by other income of $1.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $9,194 in our operating bank accounts, $71,587,428 investments held in the Trust Account to be used for a business combination or to repurchase or redeem the Company’s ordinary shares, and working capital deficit of approximately $44,875. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, Working Capital Loans provided by the Sponsor, unsecured promissory note issued to the Sponsor and advances from the Sponsor  .

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

As of March 31, 2023, we had cash of $9,194 and cash in the Trust Account of $71,587,428 (including approximately $757,326 of interest income). We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $9,194 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.    These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by June 14, 2023 or February 14, 2024 if the Company elect to extend the period of time to consummate a Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Promissory Note — Related Party

On March 21, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate principal amount up to an aggregate principal amount of $300,000 (the “Note”) in exchange for Sponsor delivering such amount into the Company’s working capital account in order to meet the working capital needs of the Company. The Note does not bear interest and matures on the earlier of (i) December 31, 2023 or (ii) the closing of a business combination by the Company.

As of March 31, 2023 and December 31, 2022, the Sponsor advanced the Company an aggregate amount of $15,450 and $0, respectively.

Advances from a related party

As of March 31, 2023 and December 31, 2022, we had a temporary advance of $3,003 and $3,003 from a related party for the payment of costs related to the Initial Public Offering, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Registration Rights

Pursuant to a registration rights agreement entered into on August 10, 2022, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of Working Capital Loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.25% of the gross proceeds of the Initial Public Offering, or $2,242,500 until the closing of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any significant critical accounting estimates. We have identified the following significant accounting policies:

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

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, we has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,900,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, as of the date of this Quarterly Report, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC, and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Simultaneously with the consummation of the IPO, we consummated the private placement (the “Private Placement”) of 341,500 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share, one warrant and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,415,000. The Private Placement Units (and the underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the final prospectus for the IPO. No underwriting discounts or commissions were paid with respect to such sale.The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of August 15, 2022, a total of $ 70,035,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds in the trust account will not be released until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within nine months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination within nine months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination), subject to applicable law.

We paid a total of $1,380,000 of underwriting commissions excluding $2,242,500 of deferred underwriting commissions and $635,682 of other costs related to the initial public offering.

For a description of the use of proceeds generated in our Initial Public Offering and the private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the registration statement on Form S-1, as amended (File No. 333-261340), originally filed with the SEC on November 24, 2021 and declared effective by the SEC on August 10, 2022.

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

HAINAN MANASLU ACQUISITION CORP.

Dated: May 15, 2023	By:	/s/ Zhifan Zhou
	Name:	Zhifan Zhou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)